Form 10KSB
period 2000-07-31
VOYAGER GROUP INC/CA/
filed 2000-12-14
CIK 1120401

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended: July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          To
                                     -----------------       ------------------

Commission file number       000-31349
                       ------------------------

                             The Voyager Group, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its charter)


      Delaware                                                   33-0649562
 -------------------------------                               --------------
 (State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

            6354 Corte Del Abeto, Suite F, Carlsbad, California 92009
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number,   (760)-603-0999
                             --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                            Name of each exchange on which
to be so registered                            each class is to be registered
     None                                                   None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No

                                                      Total pages:    34
                                                                     ----
                                               Exhibit Index Page:    32
                                                                     ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 670,234

     As of September 16, 2000, there were 9,856,413 (1 vote per share) Common, and 100 (220,000 votes per share) Convertible Preferred Series J, for a total 31,856,413 shares of the Registrant's voting stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0- computed at the average bid and asked price as of September 16, 2000.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 16, 2000 9,856,413
                                                    ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

     None

     Transitional  Small  Business  Disclosure  Format  (check one):  Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.    Business............................................................5

Item 2.    Property...........................................................21

Item 3.    Legal Proceedings..................................................21

Item 4.    Submission of Matters to a Vote of Security Holders................21

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........22

Item 6.    Management's Discussion and Analysis or Plan of Operations.........23

Item 7.    Financial Statements...............................................27

Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................28

Item 10.   Executive Compensation.............................................29

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....30

Item 12.   Certain Relationships and Related Transactions.....................31

Item 13.   Exhibits and Reports on form 8-K...................................32

     As used in this report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," or "the Company" "Vygp" and "Voyager" refer to The Voyager Group, Inc., A Delaware corporation.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: the intention to continue pursuing direct marketing opportunities for Voyager, the intention to support web enabling technologies such as Wireless Applications Protocol, the plan to expand the geographic coverage of the www. vygp.com wireless access service, plan to pursue associate opportunities for Voyagers stratagems, the intention to continue to expand the company's business, the intention to make strategic investments to enhance the content and applications available to all of our associates, the intention to introduce new products and designs, the plan to integrate Secure Digital card expansion technology into our associate's opportunity kits beginning in the Q three of calendar year 2001, our expectation that an increasing portion of our revenues will come from associates opportunities wireless Internet platform services and solutions, our expectation that revenues will increase as a percentage of total revenues, our belief that we will experience strong growth in associates opportunities technologically increase product growth, our expectation of future gross margins, our expectation that we will make significant strategic investments throughout fiscal year 2001, our anticipation for future operating margins and interest income, and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.

                                     PART I


Item 1.  Description of Business.

General

     In early January of 1999, Voyager Internet Group.Com determined that it would be advisable and in the best interest of Voyager Internet Group.Com and its stock holders and Voyager Group Inc for the business to be divided into two independent businesses. Whereas Voyager Internet Group.Com has transfer and assigned or cause to be transferred and assigned to Voyager Group Inc. substantially all of the assets and Voyager Group Inc. has agreed to assume or cause to be assumed certain liabilities and obligation arising out of or relating to the Voyager Group Inc. Voyager Group Inc. is an independent publicly held company, in the direct marketing business.

     Voyager Group, Inc. ("VYGP" or the "Company") develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system and refers to its sales force as "Associates."

     Voyager is committed to state of the art technological support for voyager associates, continuous product innovation and sound scientific research with a very strong e-commerce presence. The primary products consist of modular designed nutritional systems, anti-ageing systems and weight management. Modular designed nutritional products accounted for the majority of net sales in both fiscal year 2000 and 1999. Weight management product systems center around low glycemic shake which has recipes for low glycemic meal entrees with instructional, how to information, videos and other products developed to provide a comprehensive approach to weight management, proper diet and exercise, nutrition and healthy living. The Company believes bioavailability, safety and quality characterize Voyager's products.

Business of Voyager

     The Company's products are distributed through a network marketing system. The Company believes that network marketing is an effective and efficient way to distribute its products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. The Company considers its rewarding compensation program and weekly associate incentive payments to be attractive components of its network marketing system. As of July 31, 2000, the Company has approximately one thousand five hundred (1,500) current associates in the United States. The company defines a current associate as a associate that has purchased product anytime from the company in the most recent twelve-month period. North America is the primary market for the Company' products. Preferred Customer purchase Voyager products for personal use, but do not wish to become associates.

Voyager Distribution  Philosophy

     Voyagers sales philosophy and distribution system is network marketing. Products are sold exclusively to or through independent associates who are not employees of the Company.

     Network marketing is an effective vehicle to distribute the Company's products because (i) a consumer can be educated about a product in person by a associate, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product sampling by a potential consumer; (iii) the impact of associate and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, associates can give customers higher levels of service and attention among other things, educating consumers on product benefits and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases. Under the Company's network marketing system, most independent associates purchase products either for personal consumption or resale. Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunication, and the proliferation of the use of videos and fax machines. Direct selling companies can now produce high quality videos for use in product education, demonstrations and sponsoring sessions that project a desired image for the Company and the product line.

     Management believes that high quality sales aids play an important role in the success of associate efforts. For this reason the Company will in the next 12 months, engage in the production of video and audio cassettes, for the purposes of affecting a more efficient and comprehensive sales tool. Management is committed to fully utilizing current and future technological advances that continue to enhance the effectiveness of direct selling.

     The Company's network marketing program differs from many other network-marketing programs in several respects. First, the compensation plan allows the Company associates to develop a seamless network of down line associates. Second, the Company's order and fulfillment systems eliminate the need for associates to carry significant levels of inventory. Third, the compensation plan is financially rewarding and can result in commissions to associates aggregating up to fifty three percent (53%) of a product's price. Commissions have averaged fifty one percent (51%) of revenue from commissionable sales over the past 2 years.

Voyager's Compensation Plan

     Management believes that one of the Company's key competitive advantages is the compensation plan. The compensation plan is seamlessly integrated across all markets in which company products are sold. This seamless integration means that the Company's associate base has total reach and that the knowledge and experience resident in current associates can be used to build associate leadership in new markets. The compensation plan allows an individual the opportunity to develop a business, the success of which is based upon that individual's level of commitment, time spent, personal skills, contacts and motivation. For many, a distributorship is a very small business, in which products may be purchased primarily for personal consumption and for resale to relatively few customers. For others, a distributorship becomes a full time occupation. The Company believes that the compensation plan is among the most financially rewarding plans offered to associates by network marketing companies. There are two fundamental ways in which associates can earn money: (i) through retail markups; and (ii) through a series of commissions on product sales within the associates's down line.

     Each product carries a specified commission value. Commissions are based on total personal and group sales volume per month. Commission value is essentially based upon a product's cost, net of sales tax. As an associates's retail business expands and as he or she successfully sponsors other associates into the business who in turn expand their own business, he or she may qualify to receive a higher percentage of commissions.

     Generally, associates can receive commission bonuses if, on a monthly basis
(I) the associates achieves a qualifying personal volume, (ii) the associate sells and/or consumes at least 51% of personal sales volume, and (iii) the associate is not in default of any material policies or procedures.

Voyager's Associate Support

     The Company is committed to providing a high level of support services to the needs of its associates in each market. The Company meets the needs and builds the loyalty of its associates with personalized associate services. A support staff that assists associates as they build networks of down line associates. Because many associates have only a limited number of hours each week to concentrate on their business, management believes that maximizing an associate's efforts through effective support of each associate will continue to be important to the success of the Company.

     Through training meetings, annual conventions, associate focus groups, regular telephone conference calls and personal contacts with associates, the Company seeks to understand and satisfy the needs of each associate. The Company provides walk-in, telephonic and computerized fulfillment and tracking services that result in user-friendly, and timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to associates. The Company currently utilizes, teleconferencing, fax services, and Internet. Online Internet access including associate sign- up, shipment tracking, ordering, and group and personal sales volume inquiries are also provided to associates. The Company sponsors events throughout the year , which offer information about the Company's products and network marketing system. These meetings are designed to assist Voyager associates in business development and to provide a forum for interaction with successful Voyager associate communities and the Company's Scientific Medical Advisory Board.

     Voyager associates may not use any form of media advertising not approved by the Company to promote products. Products may be promoted by personal contact or by literature produced by or approved by the Company. Generic business opportunity advertisements without using the company name may be placed in accordance with certain guidelines in certain markets. Associates may not use trademarks or other intellectual property of the Company without consent.

     Products may not be sold, and the business opportunity may not be promoted, in traditional retail environments such as food markets, pharmacies and drugstores. Associates who own or are employed by a service related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

Voyager's Associate Payments

     Associates generally pay for products prior to shipment. The Company carries no account receivable from associates. Associates pay for products in one of several ways: cash, money order, check or credit card.

Voyager Growth Strategy

     During the fiscal year 2001, Voyager will introduce novel, patented, patent pending and proprietary products. Management believes the novel products will attract participation from additional associates around the United States. Voyager's Management is totally committed to growth through proprietary and patent applied products which will attract and retain associates and preferred customers though "Modular Designs" formulated by Voyager's Scientific and Medical Advisory Board, which should increase total product sales through an e-commerce infrastructure.

Industry Overview

     The nutritional supplements industry includes many small and medium-sized companies that manufacture and distribute products generally intended to enhance the body's performance and well- being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from.

     According to Adams, Harkness & Hill in their Living Industry report dated February 28, 2000, the overall market for natural products is approximately $19 billion and growing at a 15% annual rate.

     The Company believes that growth in the nutritional supplement market is driven by several factors including:

     o Increased public's awareness and understanding of the Connection between diet and health, by way of the Internet.

     o The aging baby-boomer generation, which is more likely to consume nutritional supplements,

     o    Product and scientific research,

     o The adoption of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in the United States.

     Nutritional supplements are sold through mass-market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, health food stores and direct sales organizations, including network marketing organizations and catalog companies. Direct selling, of which network marketing is a significant segment, has increased in popularity as a distribution channel due primarily to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years. The World Federation of Direct Selling Associations reported that, from 1990 through 1998, worldwide direct distribution of goods and services to consumers increased approximately 71%, resulting in the sale of approximately $81.3 billion of goods and services in 1998. The Direct Sellers Association ("DSA") reported total 1998 direct sales at retail of $23.2 billion in the United States. According to the "Survey of Attitudes toward Direct Selling," commissioned by the DSA, and conducted and prepared by Wirthlin Worldwide, among the three product categories experiencing the greatest gains in the direct selling industry since 1976 are food, nutrition and wellness products.

     As a developer of novel nutritional supplements with a network marketing distribution system, the Company believes it is well positioned to capitalize on the demand for nutritional supplement products and growth trends in direct sales.

Markets.

     The Company believes that, significant growth opportunities exist in the United States markets. The Company's decision to enter new markets is based on its assessment of several factors, (a) anticipated demand for the Company's novel products, and (b) increased e-commerce Internet interactive associate support systems for global sales aids with real science.

     The Company's state of the art infrastructure has integrated its associate compensation plan in markets where the Company's products are sold in order to allow associates to receive commissions through its ability to process associate and preferred customer product orders for next day commission on products sales by our website which integrates a credit card processing structure. The Company's Internet wireless presence allows associates to receive a commission on product orders the same day, and simplifies order entry. The Company anticipates that our Internet e- commerce support for the associates will attract new associates.

Products

     Product names used in this report are, in certain cases, trademarks and are also the proprietary and patent applied for property of the Company, including:

           Trademarks - Tiger Power, Dolorx, Bodylite, Vital 90, Biorenew and the phrase "You Never See A Fat Tiger".

          Applied for - Biomatrix (New Product) and Vital Spectrum (New Product)

     The Company's primary product lines consist of nutritional, anti-ageing, weight management and pain relief products. In each of the last three fiscal years, the nutritional product line constituted 80% or more of the Company's net sales. The Company's principal product lines are briefly described below:

Primary Products

TIGER POWER

     Tiger Power (Liquid & Capsules) is a non-ephedrine weight loss formula-based preparation. Dr. John Hower a member of the Scientific Medical and Advisory Board, using new "Modular Design" technology, has been able to create a dietary supplement, both safe and effective, that helps not only promotes significant weight loss but also works to maintain desirable weight levels over time. Recent scientific advances establish that weight gain or loss is the result of a complex interplay between emotions, moods, hormone levels and to an extent the foods we eat. Tiger Power contains forty-one (41) ingredients, combined into "Modules", formulated into a proprietary patented exclusive one-of-a-kind product. Tiger Power promotes sugar and insulin stabilization so that fat is used more for energy rather than for storage as unwanted pounds. The appetite suppressant properties of Tiger Power promote more control over food choices. Tiger Power promotes neurotransmitter synthesis and function, thus stabilizing moods and eliminating cravings. By promoting general metabolic wellness and nutrition, Tiger Power provides the building blocks naturally for a sound nutritional strategy.

BIOMATRIX
The Source of Life

     BioMatrix is a new product introduction. It is a complete super food containing Blue Green Algae, Digestive Enzymes, Probiotics and Curcumin. This is a very futuristic and innovative product. It represents the company's direction for product development and has caused a lot of interest from Associates and Customers alike. Since its introduction it is moving toward becoming the best selling product available and has been a major contributor to a substantial increase in sales during the last quarter of the year.

     Further product introductions through 2001 will reflect this sensitivity to the current trend in whole food development in the market.

Voyager's Product Research and Development

     The Company's Medical Board is committed to continuous novel product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company and the Medical Board periodically consults with additional physicians who advise the Medical board and the Company on product development. The Scientific medical Advisory Board has limited the Company cost for research and development activities to a very small amount of money by absorbing costs themselves. The Voyager Medical Advisory Board intends to continue to use its resources in the research and development of new products and reformulation of existing products of the Company. The Scientific Medical Advisory

Board and the Company maintains a research and development program based upon established scientific research methodologies. Contract clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect and on new products to investigate efficacy.

Product Manufacturing and Quality Assurance

     The company requests information so listed below in the following steps and additional confidential information is requested from the F.D.A.

     o    Identifying and evaluating suppliers of raw materials,
     o    Acquiring premium-quality raw materials,
     o    Weighing or otherwise measuring the raw materials,
     o    Mixing raw materials into batches,
     o    Forming the mixtures into tablets,
     o    Coating and sorting the tablets, and
     o    Bottling and labeling the finished products.

     All the Company's products are currently produced by manufactures unaffiliated with the Company. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of the Company's outside manufactures to continue to supply products in a timely and cost efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of suitable outside manufactures to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable F.D.A certified outside manufacturers.

     The Company currently acquires products or ingredients from suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes that, in the event it is unable to purchase any products or ingredients from its current suppliers, the Company could produce such products, replace such products, or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on the Company's business and results of operations.

     The Company currently relies on three (3) unaffiliated manufacturer to produce approximately 99% of its products, the Company's agreement with the primary supplier of the Company's products is limited to a non-disclosure agreement. The Company believes that in the event that the Company's relationship with the key manufacturer is terminated, the Company will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of the manufacturer would not have a material adverse effect on the Company's business and results of operations.

Product Testing Year 2001

     The Company will contract independent companies to conduct sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications.

     The Company's third-party manufacturers and vendors package the Company's products according to formulations developed by or in conjunction with Voyager's product development team.

     Voyager will conduct product quality assurance testing in laboratories located in California. The tests will be for biological contamination in raw materials, finished goods and for chemical contamination, accurate active ingredient levels of raw materials, finished products and conduct stability tests on finished products. The Company will ask for assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods in its analytical chemistry laboratories.

Product Availability

     Most of the raw ingredients used in the manufacture of the Company's products are available from a number of suppliers. The Company has not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, the Company has been able to find alternative sources of raw materials when needed and believes it will be able to do so in the future.

Distribution and Marketing

     Voyager distributes its products primarily through a network marketing system. Network marketing is a form of person-to-person direct selling through a network of vertically organized associates who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet have contributed to the rapid growth of direct selling, including network marketing. Network marketing is gaining in popularity as a viable alternative to traditional retail and mail order marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels.

     Customers who desire to sell the Company's products may become associates by being sponsored into the program by another associate, thereby becoming part of the sponsoring associate's down line. The Company believes many of its associates are attracted to Voyager because of the quality of its products and its rewarding compensation plan. New associates must enter into a written contract, which obligates them to adhere to Voyager's policies and procedures.

     Associates order products directly from the Company's website (www.vygp.com), subject to certain limitations and restrictions. For example, an associate may not purchase more products during any four-week period than the associate can reasonably expect to sell and personally consume during that same period. Associate status continues until terminated by the Company or voluntarily canceled by the associate. Primarily an associate's sponsor provides initial training of associates about the Company, its products, the associate compensation plan, and how to effectively engage in network marketing and others in their up line organization. In addition, the Company develops and sells a variety of training materials and sales aids, as well as a detailed policies and procedures manuals and description of the Company's associate compensation plan. The Company sponsors and conducts regional, national and international associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and the Company undertakes no generalized effort to provide individualized training to associates. Associates may not sell competitive products to other Voyager associates or solicit Voyager associates to participate in other network marketing opportunities. The Company also restricts advertising and making representations or claims concerning its products or compensation plan.

The Voyager Compensation Plan

     The compensation plan provides several opportunities for associates to earn compensation, provided they are willing to consistently work at building, training and retaining their down line organizations to maintain sales of the Company's products to consumers. The Company believes its associate compensation plan is distinctive for its equitable associate payouts, which are designed to create appropriate incentives for sales of Voyager products. Each associate must purchase and sell product in order to earn commissions and bonuses. Associates cannot simply recruit others for the purpose of developing a down line and then earn income passively. Associates can earn compensation in three ways:

     o Purchasing products at special associate prices from the Company and selling them to consumers at higher retail prices,
     o    Generating sales volume points in their down lines, and
     o Participating in a leadership bonus pool paid to associates who meet certain performance requirements.

     The Company seeks to seamlessly integrate its associate compensation plan across all markets in which its products are sold, in order to allow Voyager associates to receive commissions for global, rather than merely local, product sales in the future. This seamless down line structure is being designed to allow an associate to build a global network by creating down lines across national borders in the future.

Product Return Policy

     The Company's product return policy allows retail customers to return unused portion of any product to the associate and receive a full cash refund. Any associate who provides a refund to a customer is reimbursed by the Company with product or credit in his or her account upon providing proper documentation and the remainder of the returned product. Return of unused and resalable products initiated by an associate will be refunded 100% of the purchase price to the associate, less a 10% restocking fee for up to one year from the date of purchase. Product that was damaged during shipment to the associate is also 100% refundable. Product returns valued at $100 or more, other than product that was damaged at the time of receipt by the associate, may result in termination of the associate status. Returns as a percentage of net sales were less than .5%in 2000.

     Substantially all of the Company's sales are made through independent Voyager associates. No single associate accounted for 3% or more of net sales in any of the last three fiscal years. Associates submit signed application and agreement forms to the Company, which obligate the associates to follow the Company's policies and procedures. Associates are independent contractors and are not agents, employees, or legal representatives of Voyager. Employees and affiliates of the Company cannot be associates, although there is no prohibition on their family members from becoming associates as long as they do not reside in the same household. Associates may sell products only in markets where the Company has approved the sale of its products.

Policies and Procedures Manual - Voyager Associate misbehavior.

     The   Company   systematically   reviews   reports  of  alleged   associate
misbehavior. If Voyager determines that an associate has violated any of the associate policies or procedures, it may take a number of disciplinary actions. For example, the Company may terminate the associate's rights completely or impose sanctions such as warnings, fines, probation, withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate injunctions at the Company's discretion. During the year 2000 an in-house compliance officer and a full-time commission auditor also will routinely review associate activities. Infractions of the policies and procedures reported to an elected compliance committee by the Board of Directors will determine what disciplinary action may be warranted in each case.

Information Technology - Internet Automation

     The Company believes its ability to efficiently manage its distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success. The Company's former information technology infrastructure system has been totally replaced with a new state of the art technologically designed system selected to facilitate order entry and customer billing, maintain associate records, accurately track purchases and associate incentive payments, manage accounting, finance and manufacturing operations, and provide customer service and technical support.

Regulatory Matters

Product Regulation.

     Manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of the Company's products are subject to regulation by numerous governmental agencies in the United States. In the United States, the FDA regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated hereunder. The Company's products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency ("EPA"). Advertising of the

Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

     The majority of the Company's products are regulated as dietary supplements under the FDC Act. Dietary supplements are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The LEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Dietary supplements are also regulated under DSHEA. The Company believes DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement". Under DSHEA, a dietary supplement is a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, amino acid, a dietary substance for use by humans to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract or combination of the preceding ingredients.

     Under the current provisions of the FDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure, or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health-related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance after notice and comment rulemaking. Nutrient content claims, which describe the nutritional value of the product, may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Nutrient content claims may also be made for dietary supplements if a scientific body of the US government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement, and the manufacturer, among other things, provides the FDA with notice of and basis for the claim at least 120 days before the introduction of the supplement with a label containing the claim into interstate commerce. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that:

     o Claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States,
     o Describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans,
     o Characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function, or
     o Describe general well being from consumption of a nutrient or dietary ingredient.

     In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading. If the dietary ingredient does not provide traditional nutritional value, or a structure/function claim does not derive from an ingredient's nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of use of the claim is required. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims.

Although the Company believes its product claims comply with the law, depending on the content of the final regulation, the Company may need to revise its labeling.

     In addition, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide to the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

     The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels and will necessitate revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these new regulations. The Company updated its product labels in 1997 in response to these new regulations. The FDA also announced that it is considering the adoption of new GMP's specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP's and contain quality assurance requirements similar to the FDA's GMP's for drug products. The Company believes it currently manufactures its dietary supplement products according to the standards of the drug GMP's. However, the Company may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

     Future products marketed by the Company may include over-the-counter ("OTC") drugs, and medical devices. The Company may have future products subject to premarket approval by the FDA. Future products maybe subject to regulation by the FDA under the FDC Act's adulteration and misbranding provisions. Future products may also be subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Future Products of the Company may meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body), such as the Company's anti-aging products, may be regulated as drugs. OTC drug products may be marketed if they conform to the requirements of any OTC monograph that is applicable to a drug. Drug products not conforming to monograph requirements for OTC drug products require an approved New Drug Application ("NDA") before marketing. An NDA requires, among other things, one or more adequate and well-controlled clinical trials demonstrating the drug's safety and effectiveness before approval. The Company in the future if the agency finds that a product or ingredient of one of the Company's OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of the Company's OTC drug products, the Company will have to reformulate or cease marketing the product until it is the subject of an approved NDA or until such time, if ever, that the monograph is amended to include the Company's product..

     The Company's future products will be designed and marketed not to require premarket approval or clearance by the FDA. The Medical Device Amendments of 1976 to the FDC Act established three regulatory classes for medical devices depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness. Generally, Class I devices present the least risk to health and Class III devices present the greatest risk to health and the most complex or novel technologies. Some Class I and most Class II devices currently require pre-market notification and clearance by the FDA before marketing under section 510(k) of the FDC Act. Devices for which the FDA has not promulgated a classification regulation also require premarket notification and clearance. Class III devices require premarket approval before commercial distribution, because the FDA either has promulgated a regulation requiring a premarket application for a pre-amendments type of device, or a post-amendments device was not found substantially equivalent to a legally marketed device.

     The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.
Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

     In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight loss, and cosmetic products and companies. The FTC has recently issued a guidance document to assist these companies in understanding and complying with the substantiation requirement. The Company is organizing the documentation to support its advertising and promotional practices in compliance with the guideline.

     The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially. Means available to the FTC include compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

     The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

           Regulations-Network Marketing.

     Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, such schemes are characterized by large up-front entry or sign-up fees, over- priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where such approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

     o In the United States, the FTC and state attorneys generally regulate the network marketing system of the Company.

     The Company has never received a request to supply information regarding its network- marketing plan to certain regulatory agencies. Although the Company has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities, it believes that its network-marketing program presently is in compliance with laws and regulations relating to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its associates could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its associates to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future.

     The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. It is possible that such future developments may require revisions to the Company's network marketing program. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

     The business of developing and distributing nutritional, anti-ageing, weight management, and pain relief products such as those offered by the Company is highly competitive. Numerous manufacturers, associates and retailers compete for consumers and, in the case of other network marketing companies, for associates. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. Many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets.

     The nutritional supplement market in which the Company's leading products compete is characterized by:

     o Large selections of essentially similar products that are difficult to differentiate,
     o    Retail consumer emphasis on value pricing,
     o    Constantly   changing   formulations  based  on  evolving   scientific
          research,
     o Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and
     o A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

     Similar factors are also characteristic of products comprising the Company's other product lines. There can be no assurance that the Company will be able to effectively compete in this intensely competitive environment. In addition, nutritional, anti-ageing, weight management and pain relief products can be purchased in a wide variety of channels of distribution, including retail stores. The Company's product offerings in each product category are relatively few compared to the wide variety of products offered by many of its competitors and are often premium priced. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and current associates. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining associates. The Company believes that it offers a rewarding associate compensation plan and attractive associate benefits and services.

Intellectual Property

     Trademarks

     The Company uses registered trademarks in its business, particularly relating to its corporate and product names. The Company owns five trademarks registered with the United States Patent and Trademark Office. The Company has also filed applications to register eight additional trademarks. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. The Company also has filed applications and owns trademark registrations, and intends to register additional trademarks, in foreign countries where the Company's products are or may be sold. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States. The Company under common law claims certain product names, unregistered trademarks and service marks.

     Common law trademark rights do not provide the Company with the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. The Company believes its trademarks, registered and claimed under common law, constitute valuable assets of the Company, adding to recognition of the Company and the marketing of its products. The Company therefore believes such proprietary rights have been and will continue to be important in enabling the Company to compete in its industry.

     Trade Secrets

     The Company has certain trade secrets that it intends to protect, in part, through confidentiality agreements with employees and other parties. Certain of the Company's employees involved in research and development activities have not entered into such agreements. Even where such agreements exist, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     Patents (Not Meaningful Protection)

     To the extent we may have patents, we found the scope of such patents are not sufficiently broad to provide meaningful protection against infringement. Labeling regulations require the Company to disclose product ingredients and formulations, which makes enforcement of patents in the nutritional supplements industry difficult. The Company does not believe that the lack of patents in any way will adversely affect the Company's ability to compete in the nutritional supplement, anti- ageing, pain relief or weight management industries.

     The Company intends to protect its legal rights concerning its intellectual property (except perhaps patent rights) by all appropriate legal action. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of any of the foregoing proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

Product Backlog

     The Company typically ships products within 24 hours after the receipt of the order. As of July 31, 2000, there was no backlog.

Product Inventory Practices

     The Company maintains significant amounts of inventory in stock in order to provide a high level of service to its independent associates.

Environment

     The Company presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under such laws to liability for environmental conditions that materially could affect the Company's operations.

Employees

     As of July 31, 2000, the Company had approximately seven (7) employees (as measured by full time equivalency) The Company believes its relationship with its employees is good.

Item 2. Description of Property

     The Company's headquarters are located in Carlsbad, California. The Company at this time has no properties. The company occupies certain sales offices under a noncancellable lease. This lease is for office space and expires September 30, 2001. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. The current lease requires rental payments of $43,188.00 per year.

Item 3. Legal Proceedings.

     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders.

                                     PART II


Item 5. Market for Common Equity and Related Shareholder Matters.

MARKET FOR VOYAGER GROUP INC- COMMON STOCK-RISK FACTORS

     Shares of our common stock distributed in the spin-off will be freely transferable, except for shares received by persons who may be deemed to be our "affiliates" under the Securities Act of 1933, as amended (the "Securities Act"). Persons who may be deemed to be our affiliates after the spin-off generally include individuals or entities that control, are controlled by, or are under common control with, us and may include some of our officers, directors or principal stockholders. Persons or entities who or which are our affiliates will be permitted to sell shares of our common stock only pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act that may be available.

     There are RISKS relating to securities markets that you should consider in connection with your ownership of our common stock THE MARKET PRICE FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF COMMON STOCK IN THE PUBLIC MARKET

 OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY FOLLOWING THE SPIN-OFF

     The market price of our common stock could be subject to significant fluctuations in response to our operating results, changes in earnings estimated by securities brokers or our ability to meet those estimates, publicity regarding the direst sales industry in general and other factors. Some or all of these factors may be beyond our control. In addition, the stock market in general has experienced extreme volatility that has often been seemingly unrelated to the operating performance of particular companies, particularly those that are technology related. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Such litigation could result in substantial costs and a diversion of management's attention and resources.

In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many nutritional supplement companies and network marketing companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company's common stock may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares of common stock not held by affiliates. Given such relatively small "public float," there can be no assurance that the prevailing market prices of common stock will not be artificially inflated or deflated by trading even on relatively small amounts of common stock.

     Currently there is no regular public market for our common stock. Voyager Group Inc. will make application for approval and for listing the common stock on the NASDAQ Bulletin Board Market under the symbol "VYGP," subject to official notice of NASDAQ BB. The following high and low sale prices for the Company's common stock as reported on the Nasdaq Bulletin Board for the period indicated:


                     1999                      High                 Low

First Quarter      (10/31/98)                   -                   -
Second Quarter     (01/31/99)                   -                   -
Third Quarter      (04/30/99)                   -                   -
Fourth Quarter     (07/31/99)                   -                   -

                      2000

First Quarter      (10/31/99)                   -                   -
Second Quarter     (01/31/00)                   -                   -
Third Quarter      (04/30/00)                   -                   -
Fourth Quarter     (07/31/00)                   -                   -

     To the best of management's knowledge, there has been no trading of the company's stock during the past two fiscal years.

Shareholders

     As of October 29, 2000 there were approximately 200 stockholders of record of the Company's common stock and an estimated 40 beneficial owners, including shares of common stock held in street name.

Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain future earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors. The Company's credit facility contains restrictions on the Company's ability declare cash dividends on its capital stock or redeem or retire such stock without the lender's written consent.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Overview

     Voyager develops and manufactures high-quality nutritional, anti-ageing, pain relief and weight management products. The Company distributes its products through a network marketing system.

     The  Company's   four  primary   product  lines  consist  of   nutritional,
anti-ageing, pain relief and weight management products. Nutritional products accounted for approximately 80% of the Company's net sales in 2000.

     Cost of sales  primarily  consists  of expenses  related to raw  materials,
labor,  and  quality  assurance  and  overhead  directly   associated  with  the
procurement and production of Voyager's products and sales materials.

     Selling and marketing include associate incentives, promotion and advertising expenses. Associate incentives and promotion are the Company's most significant expenses and represented 86 % of net sales in 2000. Associate incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Associates earn commissions based on sales volume points generated in their down line.

     General and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, and professional fees along with other administrative expenses. Wages and benefits represent the largest component of general and administrative expenses. The Company has added human resources and associated infrastructure for future expansion of operations.

     Depreciation and amortization expense has increased as a result of substantial investments in computer and systems communications equipment and systems to support domestic expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the associate and Preferred Customer base.

Research and development

     The Company did not have any research and development costs during 2000 as compared to $50,000 in 1999. Expenses when incurred include costs in developing new products, supporting and enhancing existing products and reformulating products for introduction in domestic markets. The Company would if incurred capitalize product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale.

Results of Operations

     The following table summarizes operating results as a percentage of net sales, respectively for the periods indicated:

                                                           2000            1999
                                                            ---             ---

Sales, Net .....................................            100%            100%
Cost of Sales ..................................             31%             39%
                                                            ---             ---
Gross Margin ...................................             69%             61%
Operating Expenses .............................            187%            156%
                                                            ---             ---
Operating Loss .................................            118%             95%

Net Sales.

     Net sales for the year ended July 31, 2000 were less than 1999 by approximately $617,000 or 48%. During 2001 management will implement a plan of restructuring the independent associates compensation plan and revise certain products. Management plans further formulation of novel, proprietary, products, and reformulation of certain existing products. Management has added an executive team with over 60 years combined experience in the direct marketing industry replacing vacancies created by resignations of former executive officers. Management believes the implementation of these plans will promote sales growth in the years to come. The introduction of new products during the year 2001, in the opinion of management, will promote long-term growth, with a high associate enrollment.

Cost of Sales

     Cost of sales for 2000 decreased approximately $298,000 or 59% compared to 1999. As a percentage of sales, cost of sales decreased from 39% to 31%. The decrease in cost of sales as a percentage of net sales is attributable to the reprising of products as part of managements overall restructuring and implementation of its independent associates compensation plan, reprising of products, and total reorganization of executive management team.

Operating Expenses

     Operating  expenses  during 2000  decreased  approximately  $748,000 or 37%
compared to 1999 from $2,002,547 to $1,254,863. Newly elected executives have completely overhauled the Company's human resources, technological communications, product order processing of customers, and increase in volume based efficiencies in production and procurement activities.

Liquidity and Capital Resources

     The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding during the year ended July 31, 2000 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

     It is anticipated that the year 2001 should expand current sales and increase associates membership through the introduction of new products and associate services which should exceed the Company's working capital requirements for the next fiscal year.

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2000, operating activities used cash of $373,000 as compared to net cash used of $18,000 for 1999.

     Cash flows used in investing activities is primarily due to the acquisition of $102,000 of computer equipment and office furniture for 2000 compared to $0 for 1999.

     Financing activities provided $459,000 for 2000 compared to $34,000 for 1999. The increase in cash flow from financing activities was primarily from shareholder loans from an officers and a shareholder of the Company in the form of promissory notes.

     Management believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. If the Company experiences unusual capital requirements to complete the new infra structure and communication systems, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may attempt to raise additional financing through the sale of its equity securities in the form of preferred stock or loans to finance future growth of the Company. Any financing, which involves the sale of equity securities and loans in the form of short-term instruments convertible into such securities, could result in immediate dilution to existing shareholders.

Inflation

     The Company does not believe that inflation has had or will have a material effect on its historical operations or profitability.

Regulation

     The Company is not of aware of any recently enacted, presently pending or proposed state or federal legislation, which would have a material adverse effect on its results of operations.

Outlook -Forward Looking Statements

     According to the Nutrition Business Journal, the nutritional industry in the United States will grow at an annual rate of approximately 10% over the next three years. This does represent a slower rate of industry growth than in prior years. Management believes the Company's products offer opportunities for rapid expansion.

     If  the  Company's   products  fail  consumer  demand,  the  Company  would
experience downward pressure on its net sales.

Item 7. Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of the Company required by this Item is set forth immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statements schedules included.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers of Voyager as of September 16, 2000 are as follows:

Name                 Age        Position                                  Term of Office
----                 ---        --------                                  --------------

Marvin Higbee        43         President, Chief Executive Officer        September 16, 2000 to present
                                and Chairman of the Board
Peter Powderham      44         Executive President of Business           September 16, 2000 to present
                                Development and Secretary
Richard Higbee       31         Executive President of Sales and          September 16, 2000 to present
                                Marketing and Treasurer
Meitzu Chen          38         Executive President of                    October 4, 2000 to present
                                Product Development and Director
John Hower,          56         Director - Chairman of Scientific         August 8, 1999 to
M.D. PhD                        Advisory Board                            November 19, 2000

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company.

Marvin Higbee

     Became President, Chief Executive Officer and Chairman of the Board of Directors Of Voyager in September 16, 2000. He was a former executive officer with Forever Living Products with worldwide sales in excess of one Billion. He joined Natures Sunshine Products in 1995 as the Chief Executive in Venezuela wherein he increased products sales by 176%. In 1996, Mr. Higbee became the head of European Operations headquartered in England. In 1998, he became Chief Executive Officer of Life Force International where he grew annual sales from $3,000,000 to $30,000,000. Mr. Higbee holds a MSS in Economics from Brigham Young University, and a BA in History from Utah State.

Peter Powderham,

     A Director since September 16, 2000 serving as Executive President of Business Development From January 1998 to August 2000 Mr. Powderham was an advisor to Excel International, New Vision International and several other companies concerning their European Integration. Further Mr. Powderham held the position of Managing Director for the UK and Ireland with the Europe group of Nu Skin International Inc from April 1995 to August 1997. Mr. Powderham has held similar positions as COO or Managing Director with many other privately held industry companies and he holds a Diploma in Company Direction with the Institute of Directors, London.

Richard Higbee

     Richard Higbee became Executive Vice President of Sales and Marketing for Voyager Group Inc. on 16 September 2000. He was Vice President of Training and Development for Life Force International, where he helped annual sales grow from $3 million to $30 million. Mr Higbee worked as the Regional Sales Trainer for Nature's Sunshine Products where sales increased by $20MM in his region. He was also Regional Sales Manager for, Vinca Corporation. Mr Higbee holds a bachelors degree in Psychology from Brigham Young University, Utah.

Meitzu Chen

     Accepted the office of Director October 4 2000 and serves as Executive President of Product Development. From June 1992 to July 1994 Ms Chen held the position of Quality Control Manager for Pepsi/Frito-Lay. She has also been quality auditor for Kraft General Foods and quality control supervisor with Dominick's Finer Foods. Ms. Chen has an MBA and a BS Degree in Food Science.

Dr. John Hower

     Dr. Hower, is a vascular surgeon, and has been employed as such since 1994 to present.

Item 10. Executive Compensation.

     None of the executive officers of the company earn in excess of $100,000.

     During the year ended July 31, 2000 the Company reimbursed approximately $2,850 in lodging expenses of the Company's CEO during the period from September, 1, 1999 through November 30, 1999. Additionally, the Company agreed to pay lodging expenses on behalf of the Company's CEO of approximately $1,500 per month beginning December 1, 1999 through November 30, 2000. These payments and reimbursements were in lieu of a salary and have been reported in the accompanying financial statements as General & Administrative Expenses.

Employment Contracts and Other Arrangements

     As of September 16, 2000 the Company has no employment agreement or arrangements.

Compensation Report on Executive Compensation

     This Compensation Report discusses the Company's compensation policies and the basis for the compensation paid to its executive officers (including the Named Executive Officers), during the year ended July 31, 2000.

Compensation Policy

     The Company's policy with respect to executive compensation has been designed to:

Adequately and fairly compensate executive officers in relation to there Responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

Reward executive officers for the achievement of key operating objectives and for the enhancement of the long-term value of the Company; and

Align the interests of the executive officers with those of the Company's shareholders.

     The components of compensation paid to executive officers consist of: (a) base salary, and (b) certain other benefits.

     Year 2001, Voyager will approve a cash bonus program as an additional component of executive compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

     The following table sets forth, as of September 16, 2000 the number of shares of the Company's 31,856,413 shares of voting securities owned by each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding voting securities. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's voting securities listed for such person in the table.

Class             Name/Address                   Number of Shares        Percent of Class
-----             ------------                   ----------------        ----------------

Common Stock
                  Dr. Morris Mann                       1,825,000               6%
                  (WestRim Holdings)
                  California

                  Marlen Johnson **                    11,000,000*             35%
                  Box 8029
                  La Jolla, Ca 92038

                  John Southerland, **                 11,000,000*             35%
                  6354 Corte Del Abeto, Suite F
                  Carlsbad, California 92009

     The following table sets forth, as of September 16, 2000 the number of shares of the Company's 31,856,413 voting securities owned by the executive officers and directors of the Company individually, and as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's voting securities listed for such person in the table.

Class                   Name/Address     Number of Shares       Percent of Class
-----                   ------------     ----------------       ----------------

Common Stock

Officers and Directors as a group             NONE                      0%

Percentages rounded to nearest one percent.

* Convertible Preferred Stock

     Consists of 100 (50 each) shares of Series J Convertible Preferred Stock convertible into Common Stock on the basis of 1 to 220,000.

** Controling Stockholders:

     As of September 16, 2000, Mr. John Southerland, former President and C.E.O., and Mr. Marlen Johnson, shareholder, collectively own 100% of the outstanding shares of the Convertible Preferred Stock Series J, representing approximately 70% of the combined voting power of the outstanding shares of common stock. Accordingly, as of such date, the Convertible Preferred Series J stockholders, acting fully or partially in concert are able to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without supporting vote of any other of the company's common shareholders, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of different class of securities.

Item 12. Certain Relationships and Related Transactions.

     There are no agreements or understandings between the Company and any of the Board of Directors families members pursuant to which anything more than the ordinary compensation otherwise payable under the associate compensation plan is paid to these associates or pursuant to which any other treatment is offered them. The Board of Directors does not receive any position of the associate incentives paid to these family members or their affiliates and has no beneficial ownership interest in any of their business'.

     During the year ended July 31, 2000, two controlling shareholders of the Company loaned $398,550 to the Company in the form of promissory notes bearing interest at 7.5% and payable upon demand. Interest on these notes accrue until paid. The notes provide for a perpetual payment of 2% of the total Monthly Gross Sales in any month the Company's sales reach or exceed $200,000. In the event of default, the notes shall bear interest at an alternative rate equal to an additional 2%. As of July 31, 2000, $416,983.37 including interest was due on these promissory notes.

     During the year ended July 31, 2000 the Company reimbursed approximately $2,850 in lodging expenses of the Company's CEO during the period from September, 1, 1999 through November 30, 1999. Additionally, the Company agreed to pay lodging expenses on behalf of the Company's CEO of approximately $1,500 per month beginning December 1, 1999 through November 30, 2000. These payments and reimbursements were in lieu of a salary and have been reported in the accompanying financial statements as General & Administrative Expenses.

Item 13.             Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this report.

1.  Financial Statements                                                    PAGE
                                                                            ----

Independent Auditor's Report                                                 F-1

Balance Sheet,
  July 31, 2000 and 1999                                                     F-2

Statements of Income,
  For the Years Ended July 31, 2000 and 1999                                 F-4

Statements of Cash Flows,
  For the Years Ended July 31, 2000 and 1999                                 F-5

Statements of Changes in Stockholders' Equity,
  For the Years Ended July 31, 2000 and 1999                                 F-7

Notes to Financial Statements                                                F-8

2.  Financial Statement Schedules

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number   Exhibit

3.1 Certificate of Incorporation The Voyager Group, Inc.
3.2 Corporate By-Laws of The Voyager Group Inc.
3.3 Amended and Restated Certificate of Incorporation of The Voyager Group, Inc.
27.1 Financial Data Schedule

     (b) No reports on Form 8-K were filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             The Voyager Group, Inc.
                                   Registrant


DATE:   December 13, 2000     By:      /S/ Marvin Higbee
                                       ---------------------
                                       Marvin Higbee, President, C.E.O. and
                                       Chairman of the Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:   December 13, 2000      By:     /S/ Marvin Higbee
                                       ---------------------
                                       Marvin Higbee, President, C.E.O., and
                                       Chairman of the Board

DATE:   December 13, 2000      By:     /S/ Peter Powderham
                                       -----------------------
                                       Peter Powderham, Executive President,
                                       Business Development, Secretary and
                                       Director

DATE:   December 13, 2000      By:     /S/ Richard Higbee
                                       ---------------------
                                       Richard Higbee, Executive President of
                                       Sales & Marketing, Treasurer, and
                                       Director

DATE:   December 13, 2000      By:     /S/ Meitzu Chen
                                       -------------------
                                       Meitzu Chen, Executive President of
                                       Product Development, and
                                       Director

                             THE VOYAGER GROUP, INC.

                                      - : -

                          INDEPENDENT AUDITORS' REPORT

                             JULY 31, 2000 AND 1999

                          Independent Auditor's Report


To the Stockholders
of The Voyager Group, Inc.


     We have audited the balance sheet of The Voyager Group, Inc. as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of The Voyager Group, Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 Respectfully submitted



                                                 /s/ ROBISON, HILL & CO.
                                                 Certified Public Accountants
Salt Lake City, Utah
September 16, 2000

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS





                                                             July 31,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
ASSETS

Current Assets:
  Cash .....................................        $    --           $  16,539
  Inventory ................................          146,304           113,504
  Prepaid Expenses .........................            4,960             1,575
  Accounts Receivable ......................            7,295             6,536
                                                    ---------         ---------

     Total Current Assets ..................          158,559           138,154
                                                    ---------         ---------

Fixed Assets, at Cost:
  Furniture and Equipment ..................          136,527           140,135
  Leasehold Improvements ...................            6,741             6,741
    Less - Accumulated
      Depreciation .........................          (44,063)          (89,716)
                                                    ---------         ---------

                                                       99,205            57,160
                                                    ---------         ---------

Other Assets:
  Intangible Assets, Net ...................             --              25,000
  Deposits .................................            6,752             5,327
                                                    ---------         ---------

     Total Other Assets ....................            6,752            30,327
                                                    ---------         ---------

     Total Assets ..........................        $ 264,516         $ 225,641
                                                    =========         =========

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                             July 31,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable .............................    $    42,107     $    80,630
  Accrued Liabilities ..........................         20,609          32,301
  Accrued Commissions ..........................         12,837          30,934
  Shareholder Advances .........................          8,726            --
  Parent Company Advances ......................           --         2,222,536
  Bank Indebtedness ............................         99,233         109,806
  Lease Obligations - Current Portion ..........         26,974            --
  Shareholder Loans ............................        416,983           3,087
                                                    -----------     -----------

     Total Current Liabilities .................        627,469       2,479,294
                                                    -----------     -----------

Long Term Liabilities:
  Lease Obligations ............................         35,560            --
                                                    -----------     -----------

     Total Liabilities .........................        663,029       2,479,294
                                                    -----------     -----------

Stockholders' Equity
  Preferred Stock, $.001 par value;
    Series J; 100 shares authorized,
      100 and 0 shares issued and
      outstanding ..............................           --              --
  Common Stock; $.001 par value;
    100,000,000 shares authorized;
    9,856,413 and 1000 shares
    issued and outstanding July 31, 2000
    and 1999, respectively .....................          9,856               1
  Additional Paid-in Capital ...................      2,716,644           5,321
  Retained Earnings (Deficit) ..................     (3,125,013)     (2,258,975)
                                                    -----------     -----------

     Total Stockholders' Equity ................       (398,513)     (2,253,653)
                                                    -----------     -----------

     Total Liabilities, and
       Stockholders' Equity ....................    $   264,516     $   225,641
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                              STATEMENTS OF INCOME


                                                       For the Year Ended
                                                            July 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
Sales, net of allowances
of $2,534 and $13,594 ........................     $   670,234      $ 1,287,419
Cost of Sales ................................         209,180          507,496
                                                   -----------      -----------
     Gross Margin ............................         461,054          779,923

Selling & Marketing ..........................         575,074          620,274
Research & Development .......................            --             50,000
General & Administrative .....................         679,789        1,332,273
                                                   -----------      -----------

Net Income (Loss) from
    Operations ...............................        (793,809)      (1,222,624)

Other Income (Expense)
  Interest ...................................         (35,120)         (15,459)
  Write Down of Assets .......................         (36,309)            --
                                                   -----------      -----------

Income (Loss) Before Income Taxes ............        (865,238)      (1,238,083)
                                                   -----------      -----------

Income Tax Benefit (Expense) .................            (800)        (173,099)
                                                   -----------      -----------

Net Income (Loss) ............................     $  (866,038)     $(1,411,182)
                                                   ===========      ===========

Earnings (Loss) Per Common Share:

  Basic & Diluted ............................     $     (0.26)     $ (1,411.18)
                                                   ===========      ===========

Weighted Average Shares Outstanding:

  Basic & Diluted ............................       3,295,472            1,000
                                                   ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                  For the Year Ended
                                                       July 31,
                                                -----------------------
                                                   2000        1999
                                                ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..........................  $(866,038)  $(1,411,182)
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
    Depreciation and Amortization ............     61,069        27,273
    Non Cash Expenses ........................    498,643     1,138,256
    Loss on Disposal of Assets ...............     36,309          --
    Changes in Assets and Liabilities-
        Increase in Accounts Receivable ......       (758)       22,336
        Increase in Prepaid Expenses .........     (3,385)         (775)
        Increase in Inventory ................    (32,800)       59,626
        Increase in Other Assets .............     (1,425)      172,301
        Increase in Accounts Payable .........    (38,523)       48,848
        Increase in Accrued Liabilities ......     (8,110)      (57,083)
        Increase in Accrued Commissions ......    (18,096)      (17,517)
                                                ---------   -----------
     Net Cash Provided by Operating Activities   (373,114)      (17,917)
                                                ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase Furniture and Equipment ...........   (102,662)         --
                                                ---------   -----------
     Net Cash Provided by Investing Activities   (102,662)         --
                                                ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Capital Lease Obligations .....     82,412          --
 Payments of Capital Lease Obligations .......    (19,878)
 Proceeds from Bank Indebtedness .............       --
 Repayments of Bank Indebtedness .............    (10,573)
 Shareholder Advances ........................      8,726          --
 Proceeds from Shareholder Loans .............    398,550        34,456
                                                ---------   -----------
     Net Cash Provided by Financing Activities    459,237        34,456
                                                ---------   -----------

Net Increase in Cash and Cash  Equivalents ...    (16,539)       16,539
Cash and Cash Equivalents at Beginning of Year     16,539          --
                                                ---------   -----------

 Cash and Cash Equivalents at  End of Year ...  $    --     $    16,539
                                                =========   ===========

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                            For the Year Ended
                                                                 July 31,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash Paid During the Year For:
    Interest .......................................       $19,775       $15,459
    Income Taxes ...................................       $   800       $   800






















   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                              Preferred Stock                         Additional
                                Series J            Common Stock       Paid-in     Retained
                             Shares    Amount     Shares    Amount     Capital     Earnings
                             ------  ---------  ---------  --------   ----------  -----------

Balance July 31, 1998 .......   --   $    --         1,000 $      1   $    5,321  $  (847,793)

Net Loss ....................   --        --          --        --           --     (1,411,182)
                             ------  ---------  ---------- ---------  ----------  ------------

Balance July 31, 1999 .......                        1,000         1       5,321    (2,258,975)

Shares issued in spin off ...   100       --     9,855,413     9,855   2,763,600         --

Net Loss ....................   --        --          --        --          --       (892,455)
                             ------  ---------  ---------- ---------  ----------  -----------

Balance July 31, 2000 .......   100  $    --     9,856,413 $   9,856  $2,768,921  $(3,151,430)
                             ======  =========  ========== =========  ==========  ===========












   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000, AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for The Voyager Group, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was first incorporated in the State of Delaware on January 5, 1995. On July 17, 1996 the Company entered into an agreement of reorganization with Voyager Group USA-Brazil, Ltd. (a Nevada Corporation) (the "Parent Company")whereby the Company became a wholly owned subsidiary of the Parent Company.

     On March 31, 2000, the Parent Company did spin off the Company, pursuant to which the Company is no longer a wholly owned subsidiary of the Parent Company. In accordance with the spin off, holders of the Parent Company Common Stock received one share of the Company's Common Stock for each share of the Parent Company Common Stock owned immediately prior to the spin off, and holders of the Parent Company Series J Convertible Preferred Stock received one share of the Company's Series J Convertible Preferred Stock for each share of the Parent Company Series J Convertible Preferred Stock owned immediately prior to the spin off.

Nature of Business

     The Company's independent distributors distribute dietary supplements and personal care products through a multi-level marketing network. The products are formulated to appeal to the general public and address overall health considerations.

Inventories

     Inventories consist of dietary and personal care products and related materials and are stated at the lower of cost (first-in, first-out method) or market, or net realizable value.

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment.

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000, AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

     Depreciation is provided at rates based on estimated useful service lives (five to seven years for office furniture and fixtures), using accelerated methods.

     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Amortization

     Intangible assets are amortized over useful life.

Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings (Loss) Per Share

     The effect of outstanding common stock equivalents, including Convertible Preferred Stock Series J are anti-dilutive for the years ended July 31, 2000 and 1999 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic and dilutedearnings per share computations are as follows:


                                                       2000            1999
                                                    -----------     -----------
NUMERATOR
Net Loss .......................................    $  (892,455)    $(1,411,182)

Net Loss To Common Stockholders ................    $  (892,455)    $(1,411,182)
                                                    ===========     ===========

DENOMINATOR
Weighted Average Number of Common Shares .......      3,295,472           1,000
                                                    ===========     ===========

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000, AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for estimated credit losses. Its accounts receivable balances are primarily domestic. No customer accounts for more than 10% of sales.

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

NOTE 2 - PREFERRED STOCK

     The Company created convertible Preferred Stock Series J-1999, authorizing the issuance of 100 shares of convertible preferred stock to be sold, with a par value of $.001. The preferred stock are convertible at a ratio of 220,000 shares of common stock per preferred share converted. In the event of any voluntary or involuntary liquidation, the holders of Series J preferred stock are entitled to an amount equal to the net book value of the corporation plus all unpaid dividends, before any distributions to holders of Common Stock, or any other series of preferred stock of the corporation by reason of any voluntary or involuntary liquidation, dissolution or winding up of the corporation unless each holder of series J shall have received all amounts to which such series J holders are entitled. The preferred stock is entitled to vote 220,000 votes per preferred share.

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000, AND 1999
                                   (Continued)

NOTE 2 - PREFERRED STOCK (Continued)

     Convertible Preferred Stock Series J also includes a royalty certificate for each "Major Investor" (meaning investors owning over 10 shares of Series J preferred stock or common stock issued upon conversion thereof. The royalty certificates represent a perpetual royalty payment of four percent on or before the 15th of each month following the starting month when gross sales of the Company exceeds $120,000 per month.

NOTE 3 - RELATED PARTY TRANSACTIONS

     During the year ended July 31, 2000, two officers of the Company loaned $398,550 to the Company in the form of promissory notes bearing interest at 7.5% and payable upon demand. Interest on these notes accrue until paid. The notes provide for a perpetual payment of 2% of the total Monthly Gross Sales in any month the Company's sales reach or exceed $200,000. In the event of default, the notes shall bear interest at an alternative rate equal to an additional 2%. As of July 31, 2000, $416,983.37 including interest was due on these promissory notes.

     During the year ended July 31, 2000 the Company reimbursed approximately $2,850 in lodging expenses of the Company's CEO during the period from September, 1, 1999 through November 30, 1999. Additionally, the Company agreed to pay lodging expenses on behalf of the Company's CEO of approximately $1,500 per month beginning December 1, 1999 through November 30, 2000. These payments and reimbursements were in lieu of a salary and have been reported in the accompanying financial statements as General & Administrative Expenses.

NOTE 4 - RENT EXPENSE

     The Company occupies certain sales offices under a noncancellable lease. The lease is for one year expiring September 30, 2001, after which the Company has an option to renew at a 4% increase. The current lease requires minimum rental payments of $3,599 per month ($43,188 per year).

NOTE 5 - INCOME TAXES

     As of July 31, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $3,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between July 31, 2011 and 2019. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years (for years beginning before August 6, 1997, and 20 years after August 6, 1997. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000, AND 1999
                                   (Continued)

NOTE 5 - INCOME TAXES (Continued)

SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $572,000 as of July 31, 1999, which includes $3,000 from the difference between financial accounting and tax depreciation and $569,000 from net operating loss carry forward. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations for the year ended July 31, 1999.

The components of the income tax (benefit) provision are as follows:


                                                               July 31,
                                                      --------------------------
                                                         2000           1999
                                                      ---------      ----------
Current
 Federal ...............................              $    --        $     --
 State .................................                    800             800
Deferred
 Federal ...............................                   --           108,423
 State .................................                   --            63,876
                                                      ---------      ----------
     Total .............................              $     800      $  173,099
                                                      =========      ==========

NOTE 6 - BANK INDEBTEDNESS

     The Company has three lines of credit from banks with a total amount owing of $99,233 and $109,806 as of July 31, 2000 and 1999 respectively. These lines carry interest rates from 12.25% to 14.80%. The total available credit from these sources is $110,000.