Form 10QSB
period 2000-10-31
VOYAGER GROUP INC/CA/
filed 2000-12-21
CIK 1120401

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED October 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


                        Commission file number: 000-31349


                             THE VOYAGER GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                          33-0649562
          (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)       Identification No.)

            6354 CORTE DEL ABETO, SUITE F CARLSBAD, CALIFORNIA 92009
               (Address of principal executive offices, Zip Code)

                                 (760) 603-0999
                (Issuer's telephone number, including area code)


                                  (Former name)

As of December 20, 2000, there were 985,641 (1 vote per share) Common, 3,883 (100 votes per share) Convertible Preferred Series F, and 204 (220,000 votes per share) Convertible Preferred Series J, for a total 46,253,941 shares of the Registrant's voting stock, par value $0.001, issued and outstanding.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS



                                                   (Unaudited)
                                                   October 31,         July 31,
                                                      2000              2000
                                                    ---------         ---------

ASSETS

Current Assets:
 Cash ......................................        $ 196,923         $    --
 Inventory .................................          157,340           146,304
 Prepaid Expenses ..........................           19,785             4,960
 Accounts Receivable .......................            8,338             7,295
                                                    ---------         ---------

   Total Current Assets ....................          382,386           158,559
                                                    ---------         ---------

Fixed Assets, at Cost:
 Furniture and Equipment ...................          167,436           136,527
 Leasehold Improvements ....................            6,741             6,741
  Less - Accumulated
   Depreciation ............................          (54,098)          (44,063)
                                                    ---------         ---------

                                                      120,079            99,205
                                                    ---------         ---------

Other Assets:
 Deposits ..................................            7,152             6,752
                                                    ---------         ---------

   Total Other Assets ......................            7,152             6,752
                                                    ---------         ---------

   Total Assets ............................        $ 509,617         $ 264,516
                                                    =========         =========

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                   (Unaudited)
                                                    October 31,      July 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  2000             2000
                                                   -----------      -----------

Current Liabilities:
  Accounts Payable ...........................     $    47,324      $    42,107
  Accrued Liabilities ........................          49,802           20,609
  Accrued Commissions ........................          16,254           12,837
  Shareholder Advances .......................          26,578            8,726
  Bank Indebtedness ..........................          98,523           99,233
  Lease Obligations - Current Portion ........          27,640           26,974
  Shareholder Loans ..........................         450,336          416,983
                                                   -----------      -----------

     Total Current Liabilities ...............         716,457          627,469
                                                   -----------      -----------

Long Term Liabilities:
  Lease Obligations ..........................          28,394           35,560
                                                   -----------      -----------

     Total Liabilities .......................         744,851          663,029
                                                   -----------      -----------

Stockholders' Equity
  Preferred Stock, $.001 par value;
    5,000,000 shares authorized
      Series J; 100 shares issued and
        outstanding ..........................            --               --
      Series F; 3,883 and 0 shares
        issued and outstanding ...............               4             --
  Common Stock; $.001 par value;
    100,000,000 shares authorized;
    985,641 issued and outstanding ...........             986              986
  Additional Paid-in Capital .................       3,016,735        2,725,514
  Retained Earnings (Deficit) ................      (3,252,959)      (3,125,013)
                                                   -----------      -----------

     Total Stockholders' Equity ..............        (235,234)        (398,513)
                                                   -----------      -----------

     Total Liabilities, and
      Stockholders' Equity ...................     $   509,617      $   264,516
                                                   ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                              STATEMENTS OF INCOME



                                                            (Unaudited)
                                                     For the Three Months Ended
                                                            October 31,
                                                      -------------------------
                                                        2000            1999
                                                      ---------      ----------

Sales, Net .....................................      $ 144,143       $ 206,913
Cost of Sales ..................................         40,015         105,325
                                                      ---------      ----------
     Gross Margin ..............................        104,128         101,588

Selling & Marketing ............................         57,239         116,560
General & Administrative .......................        160,994         222,249
                                                      ---------      ----------
     Total Expenses ............................        218,233         338,809

Operating Loss .................................       (114,105)       (237,221)
Other Income (Expense)
 Interest ......................................        (13,641)         (3,491)
                                                      ---------      ----------

Income (Loss) Before Income Taxes ..............       (127,746)       (240,712)
Income Tax Benefit (Expense) ...................           (200)           (200)
                                                      ---------      ----------

Net Income (Loss) ..............................      $(127,946)     $ (240,912)
                                                      =========      ==========

Earnings (Loss) Per Common Share:
 Basic & Diluted ...............................      $   (0.13)     $(2,409.12)
                                                      =========      ==========

Weighted Average Shares Outstanding:
 Basic .........................................        985,641             100
                                                      =========      ==========















   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                             (Unaudited)
                                                      For the Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) ...............................     $(127,946)     $(240,912)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ..................        10,035          6,807
  Non-Cash Expenses ..............................          --          191,937
  Changes in Assets and
   Liabilities-
    Increase in Accounts Receivable ..............        (1,043)        (1,218)
    Increase in Prepaid Expenses .................       (14,825)       (82,020)
    Increase in Inventory ........................       (11,036)        31,219
    (Increase) Decrease in Other Assets ..........          (400)        (9,925)
    Increase in Accounts Payable .................         5,217        (18,023)
    Increase in Other Accrued Liabilities ........        47,045         (4,956)
    Increase in Accrued Commissions ..............         3,417         22,702
                                                       ---------      ---------
   Net Cash Provided by Operating
    Activities ...................................       (89,536)      (104,389)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase Furniture and Equipment ................       (30,909)          (538)
                                                       ---------      ---------

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                             (Unaudited)
                                                      For the Three Months Ended
                                                              October 31,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal Payments on Capital Leases ..............    $  (6,500)    $    --
 Principal Payments on Bank Indebtedness ...........         (710)         --
 Proceeds from Issuance of Preferred Stock .........      291,225          --
 Proceeds from Shareholder Loans ...................       33,353       100,000
                                                        ---------     ---------
   Net Cash Provided by
   Financing Activities ............................      317,368       100,000
                                                        ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........      196,923     $  (4,927)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR .................................         --          16,539
                                                        ---------     ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR ..........    $ 196,923     $  11,612
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:
  Interest .........................................    $  13,642     $   3,491
  Income Taxes .....................................    $    --       $    --



















   The accompanying notes are an integral part of these financial statements.

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000


Basis of Presentation

     The unaudited interim consolidated financial information of The Voyager Group, Inc. (the "Company" ) has been prepared in accordance with Regulations promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of October 31, 2000, and results of operations for the three months ended October 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000. The results of operations for the three months ended October 31, 2000 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2001.

Series F Convertible Preferred Stock

     During the quarter the Company authorized an offering under Rule 506 of Series F Convertible Preferred Stock ("Series F"). Series F shares Convertible into 100 common shares for each share of Series F. As of December 20, 2000, 3,883 of Series F have been sold.

Stock Split

     On October 16, 2000 the Board of Directors authorized 10 to 1 reverse stock split for the Company's common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

Voting Trust

     On November 6, 2000,  three  officers  and three  shareholders  contributed
117.316 (220,000 votes per share or 25,809,520 votes) into The Voting Trust Company, Inc. (a newly formed Delaware corporation). As of December 20, 2000, The Voting Trust Company, Inc. controls 56% of the outstanding voting shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     The following table summarizes operating results as a percentage of net sales, respectively for the periods indicated:

                                                              (Unaudited)
                                                      For the Three Months Ended
                                                              October 31,
                                                        ------------------------
                                                           2000            1999
                                                            ---             ---

Sales, Net .....................................            100%            100%
Cost of Sales ..................................             28%             51%
Gross Margin ...................................             72%             49%
Operating Expenses .............................            151%            164%
Operating Loss .................................             79%            115%

Net Sales.

     Net sales for the three months ended October 31, 2000 were less than 1999 by approximately $63,000 or 30%. During 2001 management will implement a plan of restructuring the independent associates compensation plan and revise certain products. Management plans further formulation of novel, proprietary, products, and reformulation of certain existing products. Management has added an executive team with over 60 years combined experience in the direct marketing industry replacing vacancies created by resignations of former executive officers. Management believes the implementation of these plans will promote sales growth in the years to come. The introduction of new products during the year 2001, in the opinion of management, will promote long-term growth, with a high associate enrollment.

Cost of Sales

     Cost of sales for 2000 decreased approximately $65,000 or 62% compared to 1999. As a percentage of sales, cost of sales decreased from 51% to 28%. The decrease in cost of sales as a percentage of net sales is attributable to the repricing of products as part of managements overall restructuring and implementation of its independent associates compensation plan, repricing of products, and total reorganization of executive management team.

Operating Expenses

     Operating expenses during 2000 decreased approximately $121,000 or 36% compared to 1999 from $339,000 to $218,000. Newly elected executives have completely overhauled the Company's human resources, technological communications, product order processing of customers, and increase in volume based efficiencies in production and procurement activities.

Liquidity and Capital Resources

     The President, C.E.O. and shareholders have committed to funding required working capital necessary for the Company. Funding during the three months ended October 31, 2000 was for infrastructure such as communication and computer systems. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

     It is anticipated that the year 2001 should expand current sales and increase associates membership through the introduction of new products and associate services which should exceed the Company's working capital requirements for the next fiscal year.

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2000, operating activities used cash of $90,000 as compared to net cash used of $104,000 for 1999.

     Cash flows used in investing activities is primarily due to the acquisition of $31,000 of computer equipment and office furniture for 2000 compared to $500 for 1999.

     Financing activities provided $317,000 for 2000 compared to $100,000 for 1999. The increase in cash flow from financing activities was primarily from the sale of Series F Convertible Preferred Shares and shareholder loans from an officer and a shareholder of the Company in the form of promissory notes.

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

     The statements contained in this Report on Form 10-QSB that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward- looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors. " The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

     o The Company's dependence upon a network marketing system to distribute its products;

     o Activities of its independent distribution Associates;

     o Rigorous government scrutiny of network marketing practices;

     o Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;

     o Reliance on key management personnel;

     o Extensive   government   regulation  of  the   Company's   products  and
       manufacturing;

     o The possible adverse effects of increased distributor incentives as a percentage of net sales;

     o The Company's reliance on information technology;

     o The loss of product market share or independent distribution Associates to competitors;


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

     During the quarter, the Company sold 3,883 shares of Series F Convertible Preferred Stock for $75.00 per share or $291,225. The shares were sold under Rule 506 of the Securities Act.

     On October 16, 2000 the Board of Directors authorized 10 to 1 reverse stock split for the Company's common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

           The following exhibits are included as part of this report:

Exhibit
Number               Exhibit

3.1                  Certificate of Incorporation The Voyager Group, Inc.(1)
3.2                  Corporate By-Laws of The Voyager Group Inc.(1)
3.3 Amended and Restated Certificate of Incorporation of The Voyager Group, Inc.(1)
27.1                 Financial Data Schedule

           (b) The Company did not file a report on Form 8-K during the three months ended October 31, 2000.

     (1) Incorporated by reference to the Company's Form 10-KSB filed on December 14, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             The Voyager Group, Inc.
                                  (Registrant)


DATE:   December 21, 2000              By: /S/ Marvin Higbee
                                           --------------------
                                           Marvin Higbee, President, C.E.O. and
                                           Chairman of the Board


DATE:   December 21, 2000              By: /S/ Peter Powderham
                                           -----------------------
                                           Peter Powderham, Executive President,
                                           Business Development, Secretary and
                                           Director