Form 10QSB
period 2001-01-31
VOYAGER GROUP INC/CA/
filed 2001-03-07
CIK 1120401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2001

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

                                 (760) 603-0999
                                 --------------
                (Issuer's telephone number, including area code)


As of January 31, 2001, there were 985,641 (1 vote per share) Common, 5,681 (100 votes per share) Convertible Preferred Series F, and 204 (220,000 votes per share) Convertible Preferred Series J, for a total 46,433,741 shares of the Registrant's voting stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS



                                                      (Unaudited)
                                                       January 31,    July 31,
                                                         2001           2000
                                                       ---------      ---------

ASSETS

Current Assets:
 Cash ............................................     $ 103,432      $    --
 Inventory .......................................        99,503        146,304
 Prepaid Expenses ................................        34,949          4,960
 Employee Advances ...............................           200           --
 Accounts Receivable .............................        23,568          7,295
                                                       ---------      ---------

   Total Current Assets ..........................       261,652        158,559
                                                       ---------      ---------

Fixed Assets, at Cost:
 Furniture and Equipment .........................       194,803        136,527
 Leasehold Improvements ..........................         6,741          6,741
  Less - Accumulated
   Depreciation ..................................       (68,686)       (44,063)
                                                       ---------      ---------

                                                         132,858         99,205
                                                       ---------      ---------

Other Assets:
 Intangibles, Net of $1,250 amortization .........        13,750           --
 Deposits ........................................         7,152          6,752
                                                       ---------      ---------

   Total Other Assets ............................        20,902          6,752
                                                       ---------      ---------

   Total Assets ..................................     $ 415,412      $ 264,516
                                                       =========      =========

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                  (Unaudited)
                                                   January 31,       July 31,
LIABILITIES AND STOCKHOLDERS' EQUITY .........        2001             2000
                                                   -----------      -----------

Current Liabilities:
  Accounts Payable ...........................     $   123,577      $    42,107
  Accrued Liabilities ........................         114,992           20,609
  Accrued Commissions ........................          31,863           12,837
  Shareholder Advances .......................          14,785            8,726
  Bank Indebtedness ..........................          97,443           99,233
  Lease Obligations - Current Portion ........          33,003           26,974
  Shareholder Loans ..........................         454,099          416,983
                                                   -----------      -----------

     Total Current Liabilities ...............         869,762          627,469
                                                   -----------      -----------

Long Term Liabilities:
  Lease Obligations ..........................          25,028           35,560
                                                   -----------      -----------

     Total Liabilities .......................         894,790          663,029
                                                   -----------      -----------

Stockholders' Equity
  Preferred Stock, $.001 par value;
    5,000,000 shares authorized
      Series J; 100 shares issued and
        outstanding ..........................            --               --
      Series F; 5,681 and 0 shares
        issued and outstanding ...............               6             --
  Common Stock; $.001 par value;
    100,000,000 shares authorized;
    985,641 issued and outstanding ...........             986              986
  Additional Paid-in Capital .................       3,151,559        2,725,514
  Retained Earnings (Deficit) ................      (3,631,929)      (3,125,013)
                                                   -----------      -----------

     Total Stockholders' Equity ..............        (479,378)        (398,513)
                                                   -----------      -----------

     Total Liabilities, and
      Stockholders' Equity ...................     $   415,412      $   264,516
                                                   ===========      ===========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             THE VOYAGER GROUP, INC.
                              STATEMENTS OF INCOME



                                         (Unaudited)             (Unaudited)
                               For the Three Months Ended  For the Six Months Ended
                                         January 31,             January 31,
                                      ---------------------   --------------------
                                        2001        2000        2001       2000
                                      ---------   ---------   ---------   --------

Sales, Net .........................  $ 217,366   $ 169,534   $ 361,509   $ 376,447
Cost of Sales ......................    137,859      64,401     177,874     169,726
                                      ---------   ---------   ---------   --------
     Gross Margin ..................     79,507     105,133     183,635     206,721

Selling & Marketing ................    104,330      70,497     161,569     187,057
General & Administrative ...........    338,837     134,218     499,831     356,467
                                      ---------   ---------   ---------   --------
     Total Expenses ................    443,167     204,715     661,400     543,524

Operating Loss .....................   (363,660)    (99,582)   (477,765)   (336,803)
Other Income (Expense)
 Interest ..........................    (15,110)     (8,812)    (28,751)    (12,303)
                                      ---------   ---------   ---------   --------

Income (Loss) Before Income Taxes ..   (378,770)   (108,394)   (506,516)   (349,106)
Income Tax Benefit (Expense) .......       (200)       (200)       (400)       (200)
                                      ---------   ---------   ---------   --------

Net Income (Loss) ..................  $(378,970)  $(108,594)  $(506,916) $(349,306)
                                      =========   =========   =========   ========

Earnings (Loss) Per Common Share:
 Basic & Diluted ...................  $    (0.38) $   (0.39)  $   (0.51)  $  (1.42)
                                      =========   =========   =========   ========

Weighted Average Shares Outstanding:
 Basic .............................    985,641     277,227     985,641     246,152
                                      =========   =========   =========   ========
















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                             (Unaudited)
                                                       For the Six Months Ended
                                                             January 31,
                                                        -----------------------
                                                          2001          2000
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) .................................    $(506,916)    $(349,506)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ....................       25,873        17,326
  Non-Cash Expenses ................................         --         247,838
  Changes in Assets and
   Liabilities-
    Increase in Accounts Receivable ................      (16,474)        2,083
    Increase in Prepaid Expenses ...................      (29,989)      (79,650)
    Increase in Inventory ..........................       46,801       (16,175)
    (Increase) Decrease in Other Assets ............         (400)       (1,425)
    Increase in Accounts Payable ...................       81,471        25,897
    Increase in Other Accrued Liabilities ..........      117,538       (17,465)
    Increase in Accrued Commissions ................       19,025        (8,795)
                                                        ---------     ---------
     Net Cash Provided by Operating
    Activities .....................................     (263,071)     (179,872)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Intangible Assets .....................      (15,000)         --
 Purchase Furniture and Equipment ..................      (58,276)      (93,686)
                                                        ---------     ---------

     Net Cash Used by Investing Activities .........      (73,276)      (93,686)
                                                        ---------     ---------

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                            (Unaudited)
                                                        For the Six Months Ended
                                                            January 31,
                                                        -----------------------
                                                          2001          2000
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal Payments on Capital Leases ..............    $ (14,731)    $  82,412
 Principal Payments on Bank Indebtedness ...........       (1,790)       (8,943)
 Principle Payments on Shareholder Loans ...........       (4,692)         --
 Proceeds from Lease Obligations ...................        9,942          --
 Proceeds from Issuance of Preferred Stock .........      426,050          --
 Proceeds from Shareholder Loans ...................       25,000       183,550
                                                        ---------     ---------
   Net Cash Provided by
   Financing Activities ............................      439,779       257,019
                                                        ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........      103,432     $ (16,539)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR .................................         --          16,539
                                                        ---------     ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR ..........    $ 103,432     $    --
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:
  Interest .........................................    $  28,751     $   8,872
  Income Taxes .....................................    $     800     $     800


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001


Basis of Presentation

     The unaudited interim consolidated financial information of The Voyager Group, Inc. (the "Company" ) has been prepared in accordance with Regulations promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2001, and results of operations for the three and six months ended January 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000. The results of operations for the three and six months ended January 31, 2001 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2001.

Series F Convertible Preferred Stock

     The Company authorized an offering under Rule 506 of Series F Convertible Preferred Stock ("Series F"). Series F shares Convertible into 100 common shares for each share of Series F. As of January 31, 2001, 5,681 of Series F have been sold.

Voting Trust

     On November 6, 2000,  three  officers  and three  shareholders  contributed
117.316 (220,000 votes per share or 25,809,520 votes) into The Voting Trust Company, Inc. (a newly formed Delaware corporation). As of January 31, 2001, The Voting Trust Company, Inc. controls 56% of the outstanding voting shares. For additional information please refer to Form 13D incorporated herein by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

Voyager develops and manufactures nutritional, anti-ageing, and weight management products. The Company distributes its products through a network marketing system. Nutritional products accounted for approximately 80% of the Company's net sales in 2000.

Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of Voyager's products and sales materials.

Selling and marketing include associate incentives, promotion and advertising expenses. Associate incentives and promotions are the Company's most significant expenses and represented 38 % of net sales in 2000. Associate incentives include commissions and leadership bonuses and are paid monthly based on sales volume. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Associates earn commissions based on sales volume points generated in associate group.

General and administrative expenses include wages, benefits, depreciation, amortization, rents, utilities, and professional fees along with other administrative expenses. Wages and benefits represent the largest component of general and administrative expenses. The Company has added human resources and associated infrastructure for future expansion of operations.

Depreciation and amortization expense has increased as a result of substantial investments in computer and systems, communications equipment and IT systems to support domestic expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the Associate and Preferred Customer base.

Voyager's senior management anticipated that January 2001 would see an increase in sales volume and associate membership achieved through the introduction of new products, sales materials and new compensation plan for Associates. Senior Management believes the novel products have attracted participation from new Associates. This has resulted in sales revenue beginning to exceed new product introduction expenses and Voyager's working capital requirements for the ensuing fiscal year. The introduction of four novel and proprietary products has increased Associate enrolment by over 100% in three months. Voyager's Board of Directors has charted a new product course with Essence of Life, Guardian, Imperial Qi and Biologic.

           Essence of Life

Dr. Hower stated Hemoglobin is the very essence of life, and the essence of hemoglobin is minerals. Voyager's Essence of Life provides a balanced formulation of minerals and trace elements in a readily assailable, liquid ionic form, along with a proprietary blend of peptides and amino acids, cracked chlorella and B vitamin factors. This unique oceanic concentrate duplicates the nutritional composition of the ancient ocean and gives you the natural micronutrients to optimum health.

           Guardian

Our bodies are made up of cells designed to exist for centuries. Alas stresses of modern-day living have overwhelmed our body's defenses, in turn causing disease and accelerated cell destruction (ageing). Guardian brings together powerful antioxidant nutrition made available via Masquelier's Original OPC pycnogenol formula; a blend of organic sprouted grasses and green tea.

           Imperial Qi

Imperial Q is a scientifically balanced longevity formula having a legendary history in Chinese medicine. Imperial Qi is a pharmacopoeia promoting good health and thus long life.

           BioLogic

BioLogic contains Wild Blue Green Algae, acidophilus, bifidus and a broad range of digestive enzymes in one affordable formula. Already, Biologic has become the best selling product in the Voyager range.

Voyager has begun phasing out non-congruent products. For further information, please refer to voyager's e commercial web address [www.voyagergroupinc.com]

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively for the periods indicated:

                                            (Unaudited)          (Unaudited)
                             For the Three Months Ended For the Six Months Ended
                                            January 31,          January 31,
                                           --------------       ----------------
                                          2001       2000       2001       2000
                                           ---        ---        ---        ---

Sales, Net .........................       100%       100%       100%       100%
Cost of Sales ......................        63%        38%        49%        45%
Gross Margin .......................        37%        62%        51%        55%
Operating Expenses .................       204%       121%       183%       144%
Operating Loss .....................       174%        64%       140%        93%

Net Sales

Net sales for the three months ended January 31, 2001 increased over the same period in 2000 by approximately 28%.

Net sales for the six months ended January 31, 2001 decreased below the same period in 2000 by approximately .04%.

As anticipated by senior management, implementation of new products, materials and a new, leading edge, compensation plan has increased current sales growth dramatically. The last quarter has seen sales increase by more than 50% over the preceding quarter, and in the opinion of Voyager's Board of Directors these changes will promote long-term growth, with a high associate enrollment.

Cost of Sales

Cost  of  sales  for  the  three  months  ended   January  31,  2001   increased
approximately 114% compared to 2000. As a percentage of sales, cost of sales increased from 38% to 63%.

Cost of sales for the six months ended January 31, 2001 increased  approximately
 .05% compared to 2000. As a percentage of sales, cost of sales increased from 45% to 49%.

Management believes this increase in cost of sales as a percentage of net sales is temporary and the realignment of products as part of managements overall restructuring and implementation of its independent associates compensation plan and reorganization of executive management team will ultimately result in decreased costs of sales in the upcoming quarters.

Operating Expenses

Operating expenses for the three months ended January 31, 2001 increased approximately 114% compared to 2000. As a percentage of sales, operating expenses increased from 121% to 204%.

Operating expenses for the six months ended January 31, 2001 increased approximately 22% compared to 2000. As a percentage of sales, operating expenses increased from 144% to 183%.

Management believes this increase is temporary and the complete overhaul of the Company's human resources, technological communications and product order processing will result in volume based efficiencies in production and procurement activities.

Liquidity and Capital Resources

Voyager's Directors have committed to the required working capital necessary for Voyager's charted course.

Funding during the three months ended January 31, 2001 was for infrastructure such as communications, computer systems and product development. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

The Company generates and uses cash flows through three activities: operating, investing, and financing.

During 2001, operating activities used cash of $263,000 as compared to net cash used of $180,000 for 2000.

Cash flows used in investing activities is due to the acquisition of $58,000 of computer equipment and office furniture for 2001 compared to $94,000 for 2000, and the acquisition of $15,000 of intangibles for 2001.

Financing activities provided $440,000 for 2001 compared to $257,000 for 2000. The increase in cash flow from financing activities was primarily from the sale of Series F Convertible Preferred Shares.

Voyager's Board of Directors believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. If the Company experiences unusual capital requirements to complete the new infra structure and communication systems, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may attempt to raise additional financing through the sale of its equity securities in the form of preferred stock or loans to finance future growth of the Company. Any financing, which involves the sale of equity securities and loans in the form of short-term instruments convertible into such securities, could result in immediate dilution to existing shareholders.

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

     o    Government scrutiny of network marketing practices;

     o    Potential   effects  of  adverse   publicity   regarding   nutritional
          supplements;

     o    Reliance on key management personnel;

     o    Extensive   government   regulation  of  the  Company's  products  and
          manufacturing;

     o The possible adverse effects of increased associates incentives as a percentage of net sales;

     o    The Company's reliance on information technology;

     o    The  loss  of  product  market  share  or   independent   distribution
          Associates to competitors;


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not engaged in any legal proceedings which in the aggregate, will have a material adverse effect on the Company or its operations.

Item 2.  Changes in Securities

During the quarter, the Company sold 1,798 shares of Series F Convertible Preferred Stock for $75.00 per share or $134,825. The shares were sold under Rule 506 of Regulation D of the United States Securities Act.

The Voyager Board of Directors accepted Mr. John Southerland's resignation on January 26, 2001.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are included herein by reference in this report:

Exhibit
Number       Exhibit

3.1          Certificate of Incorporation The Voyager Group, Inc.(1)
3.2          Corporate By-Laws of The Voyager Group Inc.(1)
3.3          Amended and Restated Certificate of Incorporation of
             The Voyager Group, Inc.(1)
99.1         Exhibit 7.1 to Form 13D. (2)
99.2         Exhibit 7.2 to Form 13D. (2)
99.3         Exhibit 7.3 to Form 13D. (2)

     (b) The Company did not file a report on Form 8-K during the three months ended January 31, 2001.

     (1) Incorporated by reference to the Company's Form 10-KSB filed on December 14, 2000.

     (2) Incorporated by reference to the Company's Form 13 D filed on February 9, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             The Voyager Group, Inc.
                             -----------------------
                                  (Registrant)


DATE:   March 7, 2001                   By: /S/ Marvin Higbee
                                        ---------------------
                                        Marvin Higbee, President, C.E.O. and
                                        Chairman of the Board


DATE:   March 7, 2001                   By: /S/ Peter Powderham
                                        -----------------------
                                        Peter Powderham, Executive President,
                                        Business Development, Secretary and
                                        Director