Form 10QSB
period 2001-04-30
VOYAGER GROUP INC/CA/
filed 2001-06-19
CIK 1120401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to ______


                        Commission file number: 000-31349


                             THE VOYAGER GROUP, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                         33-0649562
      ---------------------------------       ------------------
        (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)       Identification No.)

            6354 CORTE DEL ABETO, SUITE F CARLSBAD, CALIFORNIA 92009
               (Address of principal executive offices, Zip Code)

                                 (760) 603-0999
                (Issuer's telephone number, including area code)


As of April 30, 2001, there were 985,641 (1 vote per share) Common, 8,004 (100 votes per share) Convertible Preferred Series F, and 204 (220,000 votes per share) Convertible Preferred Series J, for a total 46,666,041 shares of the Registrant's voting stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS



                                                     (Unaudited)
                                                       April 30,       July 31,
                                                         2001            2000
                                                       ---------      ---------
ASSETS

Current Assets:
 Cash ............................................     $ 164,397      $    --
 Inventory .......................................        53,788        146,304
 Prepaid Expenses ................................        58,515          4,960
 Accounts Receivable .............................        20,095          7,295
                                                       ---------      ---------

   Total Current Assets ..........................       296,795        158,559
                                                       ---------      ---------

Fixed Assets, at Cost:
 Furniture and Equipment .........................       231,238        136,527
 Leasehold Improvements ..........................         9,606          6,741
  Less - Accumulated
   Depreciation ..................................       (86,146)       (44,063)
                                                       ---------      ---------

                                                         154,698         99,205
                                                       ---------      ---------

Other Assets:
 Intangibles, Net of $2,500 amortization .........        12,500           --
 Deposits ........................................         7,152          6,752
                                                       ---------      ---------

   Total Other Assets ............................        19,652          6,752
                                                       ---------      ---------

   Total Assets ..................................     $ 471,145      $ 264,516
                                                       =========      =========

                             THE VOYAGER GROUP, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                  (Unaudited)
                                                    April 30,         July 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  2001              2000
------------------------------------               -----------      -----------
Current Liabilities:
  Accounts Payable ...........................     $   164,154      $    42,107
  Accrued Liabilities ........................         199,130           20,609
  Accrued Commissions ........................          64,770           12,837
  Shareholder Advances .......................            --              8,726
  Bank Indebtedness ..........................          99,742           99,233
  Lease Obligations - Current Portion ........          33,982           26,974
  Shareholder Loans ..........................         462,667          416,983
                                                   -----------      -----------

     Total Current Liabilities ...............       1,024,445          627,469
                                                   -----------      -----------

Long Term Liabilities:
  Lease Obligations ..........................          16,156           35,560
                                                   -----------      -----------

     Total Liabilities .......................       1,040,601          663,029
                                                   -----------      -----------

Stockholders' Equity
  Preferred Stock, $.001 par value;
    5,000,000 shares authorized
      Series J; 100 shares issued and
        outstanding ..........................            --               --
      Series F; 8,004 and 0 shares
        issued and outstanding ...............               8             --
  Common Stock; $.001 par value;
    100,000,000 shares authorized;
    985,641 issued and outstanding ...........             986              986
  Additional Paid-in Capital .................       3,325,807        2,725,514
  Retained Earnings (Deficit) ................      (3,896,257)      (3,125,013)
                                                   -----------      -----------

     Total Stockholders' Equity ..............        (569,456)        (398,513)
                                                   -----------      -----------

     Total Liabilities, and
      Stockholders' Equity ...................     $   471,145      $   264,516
                                                   ===========      ===========


          See accompanying notes to these interim financial statements

                             THE VOYAGER GROUP, INC.
                              STATEMENTS OF INCOME

                                              (Unaudited)                   (Unaudited)
                                       For the Three Months Ended    For the Nine Months Ended
                                               April 30,                      April 30,
                                       --------------------------    --------------------------
                                          2001           2000           2001            2000
                                       -----------    -----------    -----------    -----------

Sales, Net .........................   $   475,261    $   140,900    $   836,770    $   517,346
Cost of Sales ......................       147,229         56,606        325,103        226,332
                                       -----------    -----------    -----------    -----------
     Gross Margin ..................       328,032         84,294        511,667        291,014

Selling & Marketing ................       229,934         56,911        391,504        243,968
General & Administrative ...........       348,544        146,856        848,374        498,723
                                       -----------    -----------    -----------    -----------
     Total Expenses ................       578,478        203,767      1,239,878        742,691

Operating Loss .....................      (250,446)      (119,473)      (728,211)      (451,677)

Other Income (Expense)
 Interest ..........................       (13,682)       (11,795)       (42,433)       (24,098)
                                       -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes ..      (264,128)      (131,268)      (770,644)      (475,775)
Income Tax Benefit (Expense) .......          (200)          (200)          (600)          (600)
                                       -----------    -----------    -----------    -----------

Net Income (Loss) ..................   $  (264,328)   $  (131,468)   $  (771,244)   $  (476,375)
                                       ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share:
 Basic & Diluted ...................   $     (0.27)   $     (0.40)   $     (0.78)   $     (4.35)
                                       ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding:
 Basic .............................       985,641        328,614        985,641        109,605
                                       ===========    ===========    ===========    ===========


          See accompanying notes to these interim financial statements

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                       For the Nine Months Ended
                                                               April 30,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss) ...................................   $(771,244)   $(476,375)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:

  Depreciation and Amortization ......................      44,583       40,843
  Non-Cash Expenses ..................................        --        247,838
  Changes in Assets and
   Liabilities-
    (Increase) in Accounts Receivable ................     (12,801)      (3,526)
    (Increase) in Prepaid Expenses ...................     (53,555)     (51,968)
    (Increase) Decrease in Inventory .................      92,516      (13,610)
    (Increase) Decrease in Other Assets ..............        (400)      (1,425)
    Increase in Accounts Payable .....................     122,047        7,240
    Increase (Decrease) in Other Accrued Liabilities .     197,466      (10,589)
    Increase (Decrease) in Accrued Commissions .......      51,933      (16,882)
                                                         ---------    ---------
     Net Cash Provided by Operating
    Activities .......................................    (329,455)    (278,454)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Intangible Assets .......................     (15,000)        --
 Purchase Furniture and Equipment ....................     (97,576)    (101,813)
                                                         ---------    ---------

     Net Cash Used by Investing Activities ...........    (112,576)    (101,813)
                                                         ---------    ---------

                             THE VOYAGER GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                              (Unaudited)
                                                       For the Nine Months Ended
                                                               April 30,
                                                       ------------------------
                                                         2001            2000
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal Payments on Capital Leases ............     $ (22,332)     $  82,412
 Principal Payments on Bank Indebtedness .........        (1,790)        (1,270)
 Principle Payments on Shareholder Loans .........        (4,692)          --
 Proceeds from Lease Obligations .................         9,942        (13,546)
 Proceeds from Issuance of Preferred Stock .......       600,300           --
 Proceeds from Shareholder Loans .................        25,000        303,550
                                                       ---------      ---------
   Net Cash Provided by
   Financing Activities ..........................       606,428        371,146
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........       164,397         (9,121)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ...............................          --           16,539
                                                       ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR ........     $ 164,397      $   7,418
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash Paid During the Year For:
  Interest .......................................     $  14,764      $  16,096
  Income Taxes ...................................     $     800      $     800






          See accompanying notes to these interim financial statements

                             THE VOYAGER GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001


Basis of Presentation

     The unaudited interim consolidated financial information of The Voyager Group, Inc. (the "Company" ) has been prepared in accordance with Regulations promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2001, and results of operations for the three and nine months ended April 30, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000. The results of operations for the three and nine months ended April 30, 2001 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2001.

Series F Convertible Preferred Stock

     The Company authorized an offering under Rule 506 of Series F Convertible Preferred Stock ("Series F"). Series F shares Convertible into 100 common shares for each share of Series F. As of April 30, 2001, 8,004 shares of Series F have been sold as a result of this offering.

Voting Trust

     On November 6, 2000,  three  officers  and three  shareholders  contributed
117.316 (220,000 votes per share or 25,809,520 votes) into The Voting Trust Company, Inc. (a newly formed Delaware corporation). As of April 30, 2001, The Voting Trust Company, Inc. controls 55% of the outstanding voting shares. For additional information please refer to Form 13D incorporated herein by reference.

Subsequent Events

     On June 4, 2001 the company authorized an additional offering under Rule 506 of up to 3,295 shares Series F Convertible Preferred Stock ("Series F"). Series F shares Convertible into 100 common shares for each share of Series F. As of April 30, 2001, 1,000 of Series F have been sold at $2.00 per share or $200,000.00 as a result of this offering. Management anticipates an additional $459,000.00 will be raised by this offering.

     On June 13, 2001, the Voyager Group, Inc., a Nevada  corporation,  acquired
181.61 shares of Convertible Preferred Series J (convertible to common at 220,000 per share or 39,954,200 shares) in exchange for 181.61 shares of the Company or approximately 84% of the 47,666,041 shares outstanding on June 13, 2001.

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

Voyager's senior management anticipated that April 2001 would see an increase in sales volume and associate membership achieved through the introduction of new products, sales materials and new compensation plan for Associates. Senior Management believes the novel products have attracted participation from new Associates. This has resulted in sales revenue beginning to exceed new product introduction expenses and Voyager's working capital requirements for the ensuing fiscal year. The introduction of six novel and proprietary products has increased Associate enrolment by over 200% in three months. Voyager's Board of Directors has charted a new product course with Essence of Life, Guardian, Imperial Qi, Biologic, (New) Tiger Power, and (New) Body Lite Tiger Shakes.

Tiger Power (New)

Voyager has introduced the new and enhanced Tiger Power (Spray) with patented Bio Laser

Technology. The process of Bio Laser Enhancement is a proprietary process and unique to Voyager. The product contains Amino Acids, which assist in the production and elevation of the body's neurotransmitters. This is achieved through the unique delivery system whereby the molecules within Tiger Power have been Laser Enhanced to make them more easily assimilated by the body. The delivery is via a spray action to be taken orally. The Bio Laser enhancement is known to boost the potency and speed of action of the nutrients contained within Tiger Power by 1000%.

This work has been pioneered by Dr Todd Ovokaitys. Dr Ovokaitys is now an associate of Voyager and the manufacturer of this product. He has detailed research and development papers outlining the Bio Laser Technology approach and it's documented efficacy spanning over 11 years. The worldwide patent for this process is (W009722022A1).

Voyager is the first company to bring Bio Laser Technology to the market and the Directors have secured the trade mark `Bio Laser' to support this and future development of proprietary products. Voyager is planning and will introduce further Bio Laser enhanced products.

Sales of this new and unique product are already at substantial levels.

Tiger Shake (New)

Voyager has introduced the new and reformulated Tiger Shakes as part of the totally reformulated Body Lite (TM) program. These are repackaged and relaunched products, which are designed to work in synergy with Tiger Power Spray (above). Once again this is part of the Directors plan to bring leading edge technology to the Voyager product range.

Sales of this new and reformulated product are already in excess of its predecessor

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

Voyager has begun phasing out non-congruent products. For further information, please refer to voyager's e commercial web address [www.voyagergroupinc.com]

Information Technology

During the quarter Voyager has invested in strengthening the IT infrastructure of the company to support the anticipated growth during 2001. A new and completely revised Web Site was launched (www.voyagergroupinc.com), containing the very latest `Flash' and HTML technology. Response to this new web site has been very positive and earned accolades from within the Direct Sales industry.

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively for the periods indicated:

                                            (Unaudited)           (Unaudited)
                                        Three Months Ended     Nine Months Ended
                                             April 30,             April 30,
                                          ---------------       ---------------
                                          2001       2000       2001       2000
                                           ---        ---        ---        ---

Sales, Net .........................       100%       100%       100%       100%
Cost of Sales ......................        31%        40%        39%        44%
Gross Margin .......................        69%        60%        61%        56%
Operating Expenses .................       122%       145%       148%       144%
Operating Loss .....................        53%        85%        87%        87%

Net Sales

Net sales for the three months ended April 30, 2001 increased over the same period in 2000 by approximately 337%.

Net sales for the Nine months ended April 30, 2001 increased over the same period in 2000 by approximately 162%.

As anticipated by senior management, implementation of new products, materials and a new, leading edge, compensation plan has increased current sales growth dramatically. The last quarter has seen sales increase by more than 200% over the preceding quarter, and in the opinion of Voyager's Board of Directors these changes will promote long-term growth, with a high associate enrollment.

Cost of Sales

Cost of sales for the three months ended April 30, 2001 increased approximately 260% compared to 2000. As a percentage of sales, cost of sales decreased from 40% to 31%.

Cost of sales for the Nine months ended April 30, 2001 increased approximately 144% compared to 2000. As a percentage of sales, cost of sales decreased from 44% to 39%.

Management believes this decrease in cost of sales as a percentage of net sales is the result of the realignment of products as part of managements overall restructuring and implementation of its independent associates compensation plan and reorganization of executive management team.

Operating Expenses

Operating expenses for the three months ended April 30, 2001 increased approximately 284% compared to 2000. As a percentage of sales, operating expenses decreased from 145% to 122%.

Operating   expenses  for  the  Nine  months  ended  April  30,  2001  increased approximately 167% compared to 2000. As a percentage of sales, operating expenses increased from 144% to 148%.

Management believes this increase is temporary and the complete overhaul of the Company's human resources, technological communications and product order processing will result in volume-based efficiencies in production and procurement activities.

Liquidity and Capital Resources

Voyager's Directors have committed to the required working capital necessary for Voyager's charted course.

Funding during the three months ended April 30, 2001 was for infrastructure such as communications, computer systems and product development. There are no formal contractual commitments between the Company and these parties for capital, lines of credit or similar short-term borrowings.

The Company generates and uses cash flows through three activities: operating, investing, and financing.

During 2001, operating activities used cash of $329,000 as compared to net cash used of $278,000 for 2000.

Cash flows used in investing activities is due to the acquisition of $98,000 of computer equipment and office furniture for 2001 compared to $102,000 for 2000, and the acquisition of $15,000 of intangibles for 2001.

Financing activities provided $606,000 for 2001 compared to $371,000 for 2000. The increase in cash flow from financing activities was primarily from the sale of Series F Convertible Preferred Shares.

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

Recent   performance,   within  the  field  sales  recruitment  and  development
processes, indicate the company is beginning to see the first signs of substantial independent distributor success. The Directors experience within the industry, some 44 years in total, means they can identify the signs and markers, which are evident during this stage of the company's development to growth.

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

Item 2.  Changes in Securities

During the quarter, the Company sold 2,323 shares of Series F Convertible Preferred Stock for $75.00 per share or $174,225. The shares were sold under Rule 506 of Regulation D of the United States Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are included herein by reference in this report:

Exhibit
Number            Exhibit
------            -------------------------------------------------------------

3.1  Certificate of Incorporation The Voyager Group, Inc.(1)
3.2  Corporate By-Laws of The Voyager Group Inc.(1)
3.3 Amended and Restated Certificate of Incorporation of The Voyager Group, Inc.(1)
99.1 Exhibit 7.1 to Form 13D. (2)
99.2 Exhibit 7.2 to Form 13D. (2)
99.3 Exhibit 7.3 to Form 13D. (2)
(b) The Company did not file a report on Form 8-K during the three months ended April 30, 2001.
(1) Incorporated by reference to the Company's Form 10-KSB filed on December 14, 2000.
(2) Incorporated by reference to the Company's Form 13 D filed on February 9, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             The Voyager Group, Inc.
                             -----------------------
                                  (Registrant)


DATE:   June 19, 2001          By:   /S/ Marvin Higbee
                                     ------------------------------------------
                                     Marvin Higbee, President, C.E.O.,Secretary
                                     and Chairman of the Board